Form 10KSB/A
period 2000-12-31
EASTON INC/ DE
filed 2001-05-30
CIK 1116202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

During the fiscal year ended December 31, 2000, the Company sold a total of 4,285,620 shares in private transactions which were exempt from registration under the Securities Act of 1933, in reliance upon exemptions from registration provided by Regulation D and Section 4(2) under the Securities Act of 1933. The shares were sold to a total of 21 purchasers, and the sales were completed on various dates. The total consideration received was $8,712.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of December 31, 2000, the Company remains in the development stage. For the fiscal year ended December 31, 2000, the Company's balance sheet reflects current and total assets of $3,940, in the form of cash, loans receivable and a subscription receivable, and current liabilities of $240.

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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Easton, Inc.

We have audited the accompanying balance sheet of Easton, Inc., (a development Stage Company), as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows from inception (August 19, 1997) through the year ending December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easton, Inc.(a development Stage Company), as of December 31, 2000, and the results of its operations from inception (August 19, 1997) through the year ending December 31, 2000 in conformity with generally accepted accounting principles.

April 30, 2001

New York, New York

NELSON, MAYOKA and COMPANY

Certified Public Accountants

EASTON, INC.

(A Development Stage Company)

Balance Sheet

Audited 12/31/00
ASSETS
CURRENT ASSETS
Cash	$ 42
Loan Receivable	290
Subscription Receivable	3,608
3,940
TOTAL ASSETS	$ 3,940
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 240
TOTAL CURRENT LIABILITIES	240
STOCKHOLDERS' EQUITY
Common stock, par value $.001; 10,000,000 shares authorized; 6,780,210 shares issued and outstanding	$ 6,780
Additional Paid-in capital	6,060
Deficit (accumulated during the development stage)	(9,140)
Total Stockholders' Equity	3,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,940

The accompanying notes are an integral part of these financial statements.

EASTON, INC.

(A Development Stage Company)

Statement of Operations

For the initial period from inception (August 19, 1997) to December 31, 2000

	Audit For the year ending 12/31/00	Audit For the year ending 12/31/99	Inception (8/19/97) to 12/31/00
REVENUE
Sales	$ 0	$ 0	$ 0
Cost of sales	0	0	0
Gross Profit	0	0	0
EXPENSES
Selling, general and administrative	$ 7,617	$ 613	$ 8,901
Provision for income tax		0	239
Total expenses	7,617	613	9,140
NET LOSS	$(7,617)	$(613)	$(9,140)
Accumulated Deficit
Balance, Beginning of period	0		0
Balance, End of period	$ (7,617)	$ (613)	$ (9,140)
NET LOSS PER SHARE	$(0.0021)	(0.0002)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,602,183	2,494,590

EASTON, INC.

(A Development Stage Company)

Statement of Cash Flows

For the initial period from inception (August 19, 1997) to December 31, 2000

	For the year ending 12/31/00	For the year ending 12/31/99	Inception (8/19/97) to 12/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,617)	$(613)	$(9,140)
Adjustment to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	0	0	240
Increase (Decrease) in loans receivable	1,210	(1,500)	(290)
Increase (Decrease) in subscriptions receivable	(3,608)	0	(3,608)
Net cash flows from operating activities:	(10,015)	(2,113)	(12,798)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	4,286	1,824	6,780
Additional Paid in Capital	4,426	1,634	6,060
Net cash flows from financing activities	8,712	3,458	12,840
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,303)	1,345	42
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$1,345
CASH AND CASH EQUIVALENTS END OF PERIOD	$ 42	$ 1,345	$ 42

The accompanying notes are an integral part of these financial statements.

EASTON, INC.

(A Development Stage Company)

Statement of Stockholders' Equity

For the initial period from inception (August 19, 1997) to December 31, 2000

	Price per share	Common Stock Number of Shares	Amount
Common stock issued for cash for the period ending December 31, 1997	0.001001	670,610	$ 671
Net loss for the period ending December 31, 1997			(805)
Common Stock issued for cash for the year ending December 31, 1998	0.000000	-	0
Net loss for the year ending December 31, 1998			(105)
Common Stock issued for cash for the year ending December 31, 1999	0.002003	1,823,980	3,457
Net loss for the year ending December 31, 1999			(613)
Common stock issued for cash for the year ending December 31, 2000	0.004652	4,285,620	8,712
Net loss for the year ending December 31, 2000			(7,617)
Balance, December 31, 2000		6,780,210	$ 3,700

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

James J. Charles.

Since January 15, 1999, Mr. Charles has been the Sr. Vice President Finance and Chief Financial Officer of ATEC Group, Inc. From 1994 to 1998 he was a financial consultant to several public companies, including ATEC. From 1991 to 1994 he was the Chief Financial Officer of Caribbean Printing Industries. From 1966 to 1992, he was a partner with Ernst & Young.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Mid-Continental Securities 645 5th Ave., Suite 430 New York, NY 10022	2,607,730	38.46%
Glenn Little (2) 211 West Wall Street Midland, TX 79701	1,300,000	19.17%
Dominick Pope (1) 195 Tenth Avenue New York, NY 10011	12,000	0.18%
James J. Charles (1) 645 Fifth Avenue, Ste. 403 New York, NY 10022	0	**
Joseph Pioppi (1) 645 Fifth Avenue, Ste. 403 New York, NY 10022	0	**
Pacific Growth Investments c/o Pan Agr. International Corp. 515 Madison Avenue, 21st Fl. New York, NY 10022	1,303,870	19.23%
Ellie Saltoun c/o Pan Agr. International Corp. 515 Madison Avenue, 21st Fl. New York, NY 10022	1,303,860	19.23%
All directors and executive officers (3 persons)	12,000	0.18%

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTON, INC.

By: /S/ JOSEPH PIOPPI

Joseph Pioppi, President and a Director

By: /S/DOMINICK POPE

Dominick Pope, Director

By: /S/JAMES J. CHARLES

James J. Charles, Secretary and a Director

Date: May 30, 2001