Form 10QSB
period 2001-09-30
EASTON INC/ DE
filed 2001-11-21
CIK 1116202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

EASTON, INC.

(Name of small business in its charter)

Delaware	0-32059	59-3516317
(State or other jurisdiction of Incorporation)	Commission File No.	(IRS Employer Identification No.)

645 Fifth Avenue, Suite 403

New York, NY 10022

(Address of Principal Office) Zip Code

Issuer's telephone number: (212) 750-2002

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, the following shares of common were outstanding: Common Stock, no par value, 6,780,210 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

EASTON, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2001

EASTON, INC.

(A Development Stage Company)

Balance Sheet

As of September 30, 2001

ASSETS

CURRENT ASSETS
Cash	0
Loans Receivable	290
Subscription Receivable	3,608

Total Current Assets	3,898

TOTAL ASSETS	$ 3,898

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 240

TOTAL CURRENT LIABILITIES	240

STOCKHOLDERS' EQUITY
Common stock - Par value $.001;10,000,000 shares
shares authorized, 6,780,210 shares issued
and outstanding	6,780
Paid - in capital	6,633
Deficit accumulated during the development stage	(9,755)

Total Stockholders' Equity	3,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,898

The accompanying notes are an integral part of these financial statements.

EASTON, INC.

(A Development Stage Company)

Statement of Operations

For the initial period from inception (August 19, 1997) to September 30, 2001

	For the three	For the three	For the nine	For the nine	From inception
	months ending	months ending	months ending	months ending	08/19/97 to
	09/30/00	09/30/01	09/30/00	09/30/01	09/30/01

REVENUE

Sales	0	0	0	0	0

Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

EXPENSES

Selling, general
and administrative	0	550	$ 4,784	615	$ 9,515
Provision for income tax	0	0	0		240

Total Expenses	0	550	4,784	615	9,755

NET LOSS	0	(550)	(4,784)	(615)	$ (9,755)

Balance
End of period	0	(550)	$ (4,784)	$ (615)	$ (9,755)

Net loss per share	0	(0.0001)	(0.0017)	(0.0001)

Weighted average number
of shares outstanding	2,517,840	6,780,210	2,741,640	6,780,210

The accompanying notes are an integral part of the financial statements.

EASTON, INC.

(A Development Stage Company)

Statement of Cash Flows

For the initial period from inception (August 19, 1997) to September 30, 2001

	For the nine	For the nine	From inception
	months ending	months ending	08/19/97 to
	09/30/00	ending 09/30/01	09/30/01

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (4,784)	$ (615)	$ (9,755)

Adjustment to reconcile net loss
to net cash used by
operating activities:

Increase in accounts payable	0	0	240
Increase (Decrease) in loans receivable	1,210	0	(290)

Net cash flows from
operating activities	(3,574)	(615)	(9,805)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	48	0	3,173
Additional Paid in Capital	3,527	573	6,632

Net cash flows from
financing activities	3,575	573	9,805

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1	(42)	0

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	1,345	42	0

CASH AND CASH EQUIVALENTS
END OF PERIOD	$ 1,346	0	0

The accompanying notes are an integral part of the financial statements.

EASTON, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2001

Note 1 - Organization and Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements of Easton, Inc. (the "Company"), for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the condensed financial statements, have been made.

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

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by number of shares outstanding at September 30, 2001.

Note 2 - Capital Stock

Common Stock:

The Company initially authorized 10,000,000 shares of common stock with a par value of $.001 each.

The company did not declare any dividends for September 30, 2001.

Note 3 - Related Party Events

The Company presently maintains its principal office at c/o Steven Siskind, Esq, 645 5th Avenue, 403, New York, NY 10022.

Note 4 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of September 30, 2001, the Company remains in the development stage. Since inception, it has received proceeds in the amount of $9,805 from sale of shares of common stock for cash, and also has an outstanding subscription receivable in the amount of $3,608. During the same period, the Company incurred expenses totalling $9,755. Consequently, for the period ended September 30, 2001, the Company's balance sheet reflects current and total assets of $3,898 which is partly in the form of cash, and partly in the form of a loan receivable and a subscription receivable. The Company has current liabilities of $240.

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

Results of Operations

During the period from August 19, 1997 (inception) through September 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTON, INC.

By: /S/ JOSEPH PIOPPI

Joseph Pioppi, President and a Director

By: /S/DOMINICK POPE

Dominick Pope, Director

By: /S/JAMES J. CHARLES

James J. Charles, Secretary and a Director

Date: November 21, 2001