Form 10KSB
period 2001-12-31
EASTON INC/ DE
filed 2002-03-28
CIK 1116202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

__Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _____________.

EASTON, INC.

(Name of small business in its charter)

Delaware	0-32059	59-3516317
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

5150 Tamiami Trail North, Suite #202

Naples, FL 34103

(Address of Principal Office)

Issuer's telephone number: (941) 430-2222

____________________

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ No_

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 as of December 31, 2001.

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

As of the end of its fiscal year December 31, 2001, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Subsequent Events

Subsequent to the end of the fiscal year, the Company entered into a letter of intent regarding a possible business combination transaction with Bancorp Intertrade Group, Inc., a Nevada corporation ("Bancorp"). The proposed transaction includes sale or transfer of a controlling interest in the Company to persons designated by Bancorp, and completion of a share exchange transaction in which the Company would acquire all of the issued and outstanding shares of Bancorp solely in exchange for issuance of Company common stock. Following completion of the proposed share exchange transaction, Bancorp would be a wholly-owned subsidiary of the Company.

Bancorp is a management company which performs various clerical and administrative functions and manages files and documents for select clients in the financial services arena, including an offshore bank and several insurance companies. Bancorp receives contractual fees for performing the specified services. It does not engage in financial or investment advisory services, and it is not a securities broker, investment fund, investment advisor or capital resource management group.

There is no assurance that the proposed business combination transaction with Bancorp will be completed. However, in anticipation of the potential completion of the proposed transaction with Bancorp, the Company has taken certain steps since the end of its fiscal year to change its capital structure. These include (i) amending its Articles of Incorporation to increase its authorized capital stock from 10,000,000 shares of common stock to a total of 105,000,000 shares including 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, (ii) accepting subscriptions for purchase of a total of 10,007,080 additional shares of common stock, thereby increasing the number of issued and outstanding shares of common stock from 10,000,000 to 20,007,080 shares, and (iii) approving a 1:5 reverse stock split of the Company's issued and outstanding common stock, thereby decreasing the number of issued and outstanding shares from 20,007,080 to 4,001,416 shares.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 5150 Tamiami Trail North, Suite #202, Naples, FL 34103. The Company's telephone number there is (941) 430-2222. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year which ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

During the fiscal year ended December 31, 2001, the Company sold a total of 3,319,790 shares in private transactions which were exempt from registration under the Securities Act of 1933, in reliance upon exemptions from registration provided by Regulation D and Section 4(2) under the Securities Act of 1933. The shares were sold to a total of 4 purchasers, and the sales were completed on various dates. The total consideration received was $5,315.79.

As of December 31, 2001, there was not currently a public trading market for the Company's shares. As of December 31, 2001, the Company's securities were held of record by a total of approximately 33 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10KSB should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of December 31, 2001, the Company remains in the development stage. For the fiscal year ended December 31, 2001, the Company's balance sheet reflects current and total assets of $1,820, all in the form of cash, and current liabilities of $6,008.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from August 19, 1997 (inception) through December 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operation

For the fiscal year ending December 31, 2002, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company believes it will require additional capital in the amount of approximately $5,000 in order to pay the costs associated with completion and filing of this report on Form 10-KSB and the costs associated with compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2002. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

Subsequent Event

Subsequent to the end of the fiscal year the Company entered into a letter of intent regarding a proposed business combination transaction with Bancorp Intertrade Group, Inc., a Nevada corporation (See "DESCRIPTION OF BUSINESS - Subsequent Events"). There is no assurance that the proposed business combination transaction will be completed. However, in the event it is completed, it is expected to have a significant impact on the Company's plan of operations and its need for additional capital during the remainder of the fiscal year ending December 31, 2002. In preparation of this report on Form 10KSB for the fiscal year ending December 31, 2001, current Company management has not attempted to provide information regarding the nature and extent of the impact which completion of this proposed transaction might be likely to have on the Company's plan of operations or is need for additional capital during the fiscal year ending December 31, 2002.

ITEM 7. FINANCIAL STATEMENTS

Easton, Inc.

(A Development Stage Company)

Table Of Contents

For the Year Ended December 31, 2001

Independent Auditor's Report
Balance Sheet
Statement of Operations
Statement of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Easton, Inc.

We have audited the accompanying balance sheet of Easton, Inc., (a development Stage Company), as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows from inception (August 19, 1997) through the year ending December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easton, Inc.(a development Stage Company), as of December 31, 2001, and the results of its operations from inception (August 19, 1997) through the year ending December 31, 2001 in conformity with generally accepted accounting principles.

March 19, 2002

New York, New York

NELSON, MAYOKA and COMPANY

Certified Public Accountants

EASTON, INC.

(A Development Stage Company)

Balance Sheet

Audited
12/31/01
ASSETS

CURRENT ASSETS
Cash	1,820

Total Current Assets	1,820

TOTAL ASSETS	$ 1,820

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Subscription Payable (4)	6,008

TOTAL CURRENT LIABILITIES	6,008

STOCKHOLDERS' EQUITY
Common stock - Par value $.001;10,000,000 shares
shares authorized, 10,000,000 shares issued
and outstanding	10,000
Paid - in capital	9,853
Deficit accumulated during the development stage	(24,041)

Total Stockholders' Equity	(4,188)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,820

The accompanying notes are an integral part of these financial statements.

EASTON, INC.

(A Development Stage Company)

Statement of Operations

For the initial period from inception (August 19, 1997) to December 31, 2001

	Audit	Audit	From inception
	For the year	For the year	08/19/97 to
	ending 12/31/01	ending 12/31/00	12/31/01

REVENUE

Sales	0	0	0

Cost of Sales	0	0	0

Gross Profit	0	0	0

EXPENSES

Selling, general
and administrative	13,776	7,617	$ 24,041
Provision for income tax	0		239

Total Expenses	13,776	7,617	24,280

NET LOSS	(13,776)	(7,617)	$ (24,280)

Balance
End of period	$ (13,776)	$ (7,617)	$ (24,280)

Net loss per share	(0.0018)	0.0021

Weighted average number
of share outstanding	7,585,158	3,602,183

The accompanying notes are an integral part of these financial statements.

EASTON, INC.

(A Development Stage Company)

Statement of Cash Flows

For the initial period from inception (August 19, 1997) to December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (13,776)	$ (7,617)	$ (18,685)

Adjustment to reconcile net loss
to net cash used by
operating activities:

Increase (Decrease) in Loan Receivable	4,231	1,210

Net cash flows from
operating activities	(9,545)	(6,407)	(18,685)

CASH FLOWS FROM FINANCING ACTIVITIES

Prepaid Subscription	6,008

Issuance of Common Stock	3,220	678	10,000
Additional Paid in Capital	2,095	4,426	9,853

Net cash flows from
financing activities	11,323	5,104	19,853

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,778	(1,303)	629

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	42	1,345	0

CASH AND CASH EQUIVALENTS
END OF PERIOD	$ 1,820	$ 42	$ 1,820

The accompanying notes are an integral part of these financial statements.

EASTON, INC.

(A Development Stage Company)

Statement of Stockholders' Equity

For the initial period from inception (August 19, 1997) to December 31, 2001

	Price	Common Stock
	per	Number of
	Share	Shares	Amount

Common Stock issued for cash for the
period ending December 31, 1997	0.001000	670,610	$ 671

Net loss for the period
ending December 31, 1997			(806)

Net loss for the year
ending December 31, 1998			(105)

Common Stock issued for cash for the
year ending December 31, 1999	0.0020	1,823,980	4,031

Net loss for the year
ending December 31, 1999			(612)

Common Stock issued for cash for the
year ending December 31, 2000	0.0068	4,285,620	8,711

Net loss for the year
ending December 31, 2000			(7,617)

Common Stock issued for cash for the
year ending December 31, 2001		3,219,790	5,315

Net loss for the year
ending December 31, 2001			(13,776)

Balance December 31, 2001		10,000,000	$ (4,188)

The accompanying notes are an integral part of these financial statements.

EASTON, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

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

Based upon the company generating a loss no provision has been made for Federal Income taxes.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended was $ - 0 -.

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by number of shares outstanding at December 31, 2001.

Note 2 - Capital Stock

Common Stock:

The Company initially authorized 10,000,000 shares of common stock with a par value of $.001 each.

The company did not declare any dividends for December 31, 2001.

Note 3 - Related Party Events

The Company presently maintains its principal office at 5150 N. Tamiami Trial #202, Naples, Fl 34103.

Note 4 - Subsequent Events

The company received monies for stock to be issued to parties pursuant to the amendment of the Certificate of Incorporation, whereby the company shall increase the number of authorized shares from 10 million to 50 million.

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held and tenure
Joseph Pioppi	73	President and a director since August, 1997
Dominick Pope	69	Director since August 1997
James J. Charles	57	Secretary and a director since August, 1997

The directors named above will serve until the first annual meeting of the Company's stockholders or until their successors have been appointed. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

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

Compliance with Section 16(a) of the Exchange Act

The Company's officers, directors and principal shareholders have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company as of December 31, 2001. Also included are the shares held by all executive officers and directors as a group as of December 31, 2001. The table does not take into account either the issuance of additional shares or the completion of a 1:5 reverse stock split which occurred subsequent to December 31, 2001. (For information regarding these subsequent events see "DESCRIPTION OF BUSINESS - Subsequent Events").

Name and Address	Number of Shares Owned Beneficially	Percent of Class
Mid-Continental Securities 5150 TamiamiTrail North, Ste. 202 Naples, FL 34103	3,911,600	39.12%
Glenn Little (2) 211 West Wall Street Midland, TX 79701	1,300,000	13.00%
Dominick Pope (1) 195 Tenth Avenue New York, NY 10011	12,000	0.12%
James J. Charles (1) 5150 TamiamiTrail North, Ste. 202 Naples, FL 34103	0	**
Joseph Pioppi (1) 5150 TamiamiTrail North, Ste. 202 Naples, FL 34103	0	**
Pacific Growth Investments c/o Pan Agr. International Corp. 515 Madison Avenue, 21st Fl. New York, NY 10022	1,303,870	13.04%
Ellie Saltoun c/o Pan Agr. International Corp. 515 Madison Avenue, 21st Fl. New York, NY 10022	1,303,860	13.04%
Michelle Suppes 5150 TamiamiTrail North, Ste. 202 Naples, FL 34103	2,011,920	20.12%
All directors and executive officers (3 persons)	12,000	0.12%

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTON, INC.

By: /S/ JOSEPH PIOPPI

Joseph Pioppi, President and a Director

By: /S/DOMINICK POPE

Dominick Pope, Director

By: /S/JAMES J. CHARLES

James J. Charles, Secretary and a Director

Date: March 28, 2002