Form 10QSB
period 2002-03-31
EASTON INC/ DE
filed 2002-05-15
CIK 1116202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No: 0-32059

EASTON, INC.

(Name of small business in its charter)

Delaware	59-3516317
(State or other jurisdiction of Incorporation)	(IRS Employer Identification. No.)

5150 Tamiami Trail North, #202

Naples, FL 34103

(Address of Principal Office)

Issuer's telephone number: 941-430-2222

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, the following shares of common were outstanding: Common Stock, par value $.001, 20,007,080 shares.

Transitional Small Business Disclosure Format (Check one):Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

EASTON, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statement of Operations
Statements of Cash Flows
Notes to Financial Statements

Easton, Inc.
(A Development Stage Company)
Balance Sheet
As of March 31, 2002

ASSETS

CURRENT ASSETS
Cash	$ 212
Subscription Receivable	2,709

Total Current Assets	2,921

TOTAL ASSETS	$ 2,921

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common stock - Par value $.001;50,000,000 shares
shares authorized, 20,007,080 shares issued
and outstanding	20,007
Paid - in capital	9,853
Deficit accumulated during the development stage	(26,939)

Total Stockholders' Equity	2,921

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,921

The accompanying notes are an integral part of the financial statements.

Easton, Inc
( A Development stage company )
Statement of Operations
From the initial period from inception (August 19, 1997) to March 31, 2002

	For the three	For the three	From inception
	months ending	months ending	08/19/97 to
	03/31/02	03/31/01	03/31/02

REVENUE

Sales	0	0	0

Cost of Sales	0	0	0

Gross Profit	0	0	0

EXPENSES

Selling, general
and administrative	2,898	0	26,939
Provision for income tax	0

Total Expenses	2,898	0	26,939

NET LOSS	(2,898)	0	(26,939)

Balance
End of period	(2,898)	0	(26,939)

Net loss per share	0.0001932	0.0000

Weighted average number
of shares outstanding	15,003,540	3,602,183

Easton, Inc.
(A Development Stage Company)
Statement of Cash Flows
From the initial period from inception (August 19, 1997) to March 31, 2002

	For the three	For the three	From inception
	months ending	months ending	08/19/97 to
	03/31/02	ending 03/31/01	03/31/02

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (2,898)	0	$ (26,939)

Adjustment to reconcile net loss
to net cash used by
operating activities:

Increase (Decrease) in Subscription payable	(6,008)	0	0
Increase (Decrease) in Subscription receivable	(2,709)	0	(2,709)

Net cash flows from
operating activities	(11,615)	0	(29,648)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	10,007	0	20,007
Additional Paid in Capital	0	0	9,853

Net cash flows from
financing activities	10,007	0	29,860

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,608)	0	212

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	1,820	42	0

CASH AND CASH EQUIVALENTS
END OF PERIOD	$ 212	$ 42	$ 212

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

However, as of February 15, 2002, the Company entered into an Agreement for Share Exchange with Bancorp Intertrade Group, Inc., a Nevada corporation ("Bancorp"), pursuant to which it agreed to acquire all of the issued and outstanding common stock of Bancorp solely in exchange for the issuance of shares of the Company's common stock. As of February 15, 2002, the principal shareholders of the Company also entered into a Stock Purchase Agreement pursuant to which they agreed to sell 80% of the Company's issued and outstanding common stock to certain purchasers designated by Bancorp. The closing under the Stock Purchase Agreement is a condition precedent to closing under the Agreement for Share Exchange.

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

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by number of shares outstanding at March 31, 2002.

Note 2 - Capital Stock

Common Stock:

The Company initially authorized 10,000,000 shares of common stock with a par value of $.001 each. Pursuant to an amendment of the Certificate of Incorporation which was approved during the quarter but completed following the end of the quarter, the Company increased the number of authorized shares from 10 million to 105 million, including 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

The company did not declare any dividends as of March 31, 2002.

Note 3 - Related Party Events

The Company presently maintains its principal office at 5150 N. Tamiami Trial #202, Naples, Florida, 34103.

Note 4 - Subsequent Events

Subsequent to the end of the quarter several events occurred, including (i) the Company amended its Certificate of Incorporation to increase the number of authorized shares from 10,000,000 shares of $0.001 par value common stock to 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock, (ii) the Company completed a recapitalization plan pursuant to which the number of issued and outstanding shares was reduced from 10,000,000 to 4, 001,416, (iii) the principal shareholders completed the closing under a Stock Purchase Agreement dated February 15, 2002, pursuant to which they sold a total of 3,201,132 shares, or 80% of the Company's issued and outstanding common stock, to purchasers designated by Bancorp Intertrade Group, Inc., a Nevada corporation, and (iv) the Company completed closing under an Agreement for Share Exchange dated February 15, 2002, pursuant to which the Company acquired all of the issued and outstanding common stock of Bancorp Intertrade Group, Inc., solely in exchange for the issuance of 10,000 shares of the Company's $0.001 par value common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of March 31, 2002, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $9,853 from its inside capitalization funds. Consequently, for the period ended March 31, 2002, the Company's balance sheet reflects current and total assets of $2,921 which is partly in the form of cash, and partly in the form of a subscription receivable. The Company has current liabilities of $0.

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

Results of Operations

During the period from August 19, 1997 (inception) through March 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations

For the fiscal year ending December 31, 2002, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination. The Company expects to complete the proposed acquisition of Bancorp Intertrade Group, Inc., during the second quarter of the current fiscal year.

Need for Additional Financing

The Company believes it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2002 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once the proposed business combination with Bancorp Intertrade Group, Inc., is completed, the Company's needs for additional financing are likely to increase substantially. However, current Company management is not able to provide information as to the Company's expected capital needs following completion of the proposed business combination with Bancorp Intertrade Group, Inc.

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

Subsequent Event

The principal shareholders of the Company entered into a Stock Purchase Agreement dated February 15, 2002, with Bancorp Intertrade Group, Inc., a Nevada corporation ("Bancorp"), pursuant to which persons designated by Bancorp have agreed to purchase approximately 80% of the Company's issued and outstanding common stock. As of February 15, 2002, the Company also entered into an Agreement for Share Exchange with Bancorp pursuant to which the Company agreed to acquire all of the issued and outstanding common stock of Bancorp in exchange for the issuance of 10,000 shares of the Company's common stock.

As a condition precedent to closing under both the Stock Purchase Agreement and the Agreement for Share Exchange, the Company agreed to a recapitalization plan pursuant to which it reduced the number of issued and outstanding shares of common stock from 10,000,000 to 4,001,416. The recapitalization was accomplished in two steps. The first step was the issuance of a total of 10,007,080 shares of additional common stock to various subscribers, thereby increasing the issued and outstanding common stock from 10,000,000 shares to 20,007,080. The second step was a 1:5 reverse stock split which resulted in a decrease in the issued and outstanding shares from 20,007,080 to 4,001,416.

The closing under the Stock Purchase Agreement was completed on or about April 29, 2002, and resulted in a change in control of the Company. Following closing under the Stock Purchase Agreement the Company also completed the closing under the Agreement for Share Exchange with Bancorp. For purposes of closing under the Agreement for Share Exchange, the Company issued a total of 10,000 shares of common stock to acquire all of the issued and outstanding common stock of Bancorp. Accordingly, following closing under the Agreement for Share Exchange, the Company had a total of 4,011,416 shares issued and outstanding and Bancorp was a wholly-owned subsidiary of the Company.

Bancorp is in the business of facilitating credit and asset enhancements for select clients. Among other things, Bancorp has entered into a management and administrative agreement to organize, process, manage and administer all files, documents, and correspondence for a European financial institution. Bancorp derives revenue from the payment of fees and through stock ownership in the financial entities it services. Bancorp is not a financial or investment advisor. It does not manage investments, handle securities transactions or engage in financial transactions on behalf of customers. Following the acquisition of Bancorp, the Company remains in the development stage.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 22, 2002, a Special Meeting of Shareholders was held at the Company's offices at 5150 Tamiami Trail North, Suite 202, Naples, Florida 34103.

At the Special Meeting, the shareholders voted to approve an amendment of the Company's Articles of Incorporation to increase its authorized capital stock from 10,000,000 shares of $0.001 par value common stock to 100,000,000 shares of $0.001 par value common stock and to add 5,000,000 shares of $0.001 par value preferred stock. They also voted to ratify the prior action by the Board of Directors approving a 1:5 reverse split of the Company's issued and outstanding common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    No exhibits are filed as part of this report.

    (b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2002.

    SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    EASTON, INC.

    By: /S/TOMMY K. HILL

    Tommy K. Hill, President and Director

    By: /S/STEWART SYTNER

    Stewart Sytner, Chief Operating Officer and Director

    By: /S/BERNARD SCHNITZLER

    Bernard Schnitzler, Secretary, Treasurer and Director

    By: /S/MILTON MILLER

    Milton Miller, Director

    By: /S/DAVID MICHAEL HOLBROOK

    David Michael Holbrook, Director

    By: /S/TOMMY K. HILL

    Tommy K. Hill, President and Director

    Date: May 15, 2002