Form 10QSB
period 2002-06-30
EASTON INC/ DE
filed 2002-09-12
CIK 1116202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

EASTON, INC.

(Name of small business in its charter)

Delaware	0-32059	59-3516317
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
545 8th Avenue, Suite 401 New York, NY	10018
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number: (212) 201-1616

5150 Tamiami Trail North, #202

Naples, FL 34103

(Former Address of Principal Office)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002, the following shares were outstanding: 20,007,080 shares.

Transitional Small Business Disclosure Format (Check one):Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

EASTON, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statement of Operations
Statements of Cash Flows
Notes to Financial Statements

Easton, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS	06/30/02

CURRENT ASSETS
Cash	$ 261
Subscription Receivable	2,709

Total Current Assets	2,970

TOTAL ASSETS	$ 2,970

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable and exchanges	$ 1,000

TOTAL CURRENT LIABILITIES	1,000

STOCKHOLDERS' EQUITY
Common stock - Par value $.001;50,000,000 shares
shares authorized, 20,007,080 shares issued
and outstanding	20,007
Paid - in capital	9,853
Deficit accumulated during the development stage	(27,890)

Total Stockholders' Equity	1,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,970

The accompanying notes are an integral part of the financial statements.

Easton, Inc
( A Development stage company )
Statement of Operations
For the initial period from inception (August 19, 1997) to June 30, 2002
	For the six	For the six	For the three	For the three	From inception
	months ending	months ending	months ending	months ending	08/19/97 to
	06/30/02	06/30/01	06/30/02	06/30/01	06/30/02

REVENUE

Sales	0	0	0	0	0

Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

EXPENSES

Selling, general
and administative	$ 3,849	65	951	65	$ 27,890
Provision for income tax	0

Total Expenses	3,849	65	951	65	27,890

NET LOSS	(3,849)	(65)	(951)	(65)	$ (27,890)

Net loss per share	0.00023	0.0000	0.0002	0.0000

Weighted average number
of share outstanding	16,673,747	3,602,183	16,673,747	3,602,183

Easton, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the initial period from inception (August 19, 1997) to June 30, 2002

	For the six	For the six	From inception
	months ending	months ending	08/19/97 to
	06/30/02	ending 06/31/01	06/309/02

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (3,849)	$ (65)	$ (27,890)

Adjustment to reconcile net loss
to net cash used by
operating activities:

Increase (Decrease) in Subscription payable	(6,008)
Increase (Decrease) in Subscription receivable	(2,709)	0	(2,709)
Increase in loans payable and exchanges	1,000	0	1,000

Net cash flows from
operating activities	(11,566)	(65)	(29,599)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales
of Common Stock	10,007	573	29,860

Net cash flows from
financing activities	10,007	573	29,860

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,559)	508	261

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	1,820	42	0

CASH AND CASH EQUIVALENTS
END OF PERIOD	$ 261	$ 550	$ 261

Easton, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the initial period from inception (August 19, 1997) to June 30, 2002
			Additional
			Paid-in	Deficit
	Shares	Amount	Capital	Accumulated

Common Stock issued for cash for the
period ending December 31, 1997	670,610	$ 671

Net loss for the period
ending December 31, 1997				(806)

Net loss for the year
ending December 31, 1998				(105)

Common Stock issued for cash for the
year ending December 31, 1999	1,823,980	1,824	3,272

Net loss for the year
ending December 31, 1999				(612)

Common Stock issued for cash for the
year ending December 31, 2000	4,285,620	4,285	4,486

Net loss for the year
ending December 31, 2000				(7,617)

Common Stock issued for cash for the
year ending December 31, 2001	3,219,790	3,220	2,095

Net loss for the year
ending December 31, 2001				(13,776)

Common Stock issued for cash for the
period ending June 30, 2002	10,007,080	10,007	0

Net loss for the period
ending June 30, 2002				(3,849)

Balance June 30, 2002	20,007,080	$ 20,007	9,853	(26,765)

Easton, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization:

On August 19, 1997 Easton, Inc. (A Development Stage Company) ("the Company") was incorporated under the laws of Delaware. The company may engage in any business, which is permitted by the General Corporation Law of Delaware.

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

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by number of shares outstanding at June 30, 2002.

Note 2 - Capital Stock

Common Stock:

The Company initially authorized 10,000,000 shares of common stock with a par value of $.001 each.

Pursuant to an amendment of the Certificate of Incorporation, the company increased the number of authorized shares from 10 million to 50 million. As of the statement date the company issued 20,007,080 shares.

The company did not declare any dividends as of June 30, 2002.

Note 3 - Related Party Events

The Company presently maintains its principal office at 5150 N. Tamiami Trial #202, Naples, Fl 34103

Note 4 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

GENERAL

On April 29, 2002, the Company entered into a business combination, and as a result, there was a change in control of the Company. The transaction which caused the change of control was the closing under a Stock Purchase Agreement dated February 15, 2002 (the "Stock Purchase Agreement"), between Bancorp Intertrade Group, Inc., a Nevada corporation, or its nominees, as purchasers, Mid-Continental Securities Corp., or its affiliates, as Seller and Easton, Inc. Under the terms of the Stock Purchase Agreement, persons designated by Bancorp Intertrade Group, Inc. purchased a total of 3,201,132 shares, representing approximately 80% of the Company's issued and outstanding common stock, for a total purchase price of $50,000.00, or approximately $0.01562 per share. A copy of the Stock Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002, and is incorporated, along with the Current Report on Form 8-K, in its entirety herein.

As of February 15, 2002, the Company also entered into an Agreement for Share Exchange with Bancorp pursuant to which the Company agreed to acquire all of the issued and outstanding common stock of Bancorp in exchange for the issuance of 10,000 shares of the Company's common stock. A copy of the Share Exchange Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002, and is incorporated in its entirety herein.

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

Liquidity and Capital Resources

As of June 30, 2002, the Company remains in the development stage. For the period ended June 30, 2002, the Company's balance sheet reflects current and total assets of $2,970 which is partly in the form of cash, and partly in the form of a subscription receivable. The Company has current liabilities of $1,000.

Plan of Operations

The Company's plan of operations for the next twelve months is to continue to comply with its periodic reporting obligations under the Securities Exchange Act of 1934 and to begin taking the steps which are determined to be necessary or appropriate to implement its business plan and commence business operations. The initial step in carrying out this plan of operations will be to raise funds for working capital purposes.

At the present time, the Company has no working capital and has no commitments from management, current stockholders or any other source to provide it with the funding which will be needed. Management is currently exploring various alternative sources which may be available for obtaining needed working capital, including, but not limited to, either a private or a public offering of the Company's securities.

Although the Company's working capital needs have increased substantially as a result of the completion of its business combination with Bancorp, management is not currently able to provide an accurate estimate of the Company's working capital needs for the next twelve months. Simultaneously with its exploration of potential funding sources, management is in the process of developing a budget which will allow it to make an accurate estimate of these working capital needs.

It will be necessary for management to complete its budgeting process before it can make a final determination as to which funding sources it believes should be pursued. However, even after management has finalized its budget and identified potential funding sources it intends to pursue, there is no assurance that the Company will be able to successfully obtain the working capital it needs in order to carry out its plan of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on May 16, 2002 to announce a change in control and the acquisition of a wholly-owned subsidiary.

(c) An amended report on Form 8-K/A was filed with the Securities and Exchange Commission on July 12, 2002 to announce a change in control and the acquisition of a wholly-owned subsidiary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTON, INC.

By: /S/TOMMY K. HILL

Tommy K. Hill, CEO, President and Director

By: /S/STEWART SYTNER

Stewart Sytner, Chief Operating Officer and Director

By: /S/BERNARD SCHNITZLER

Bernard Schnitzler, Secretary, Treasurer and Director

By: /S/MILTON MILLER

Milton Miller, Chief Financial Officer and Director

By: /S/DAVID MICHAEL HOLBROOK

David Michael Holbrook, Director

Date: September 12, 2002

Exhibit 99.1

EASTON, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Easton, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tommy K. Hill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /S/ TOMMY K. HILL

Tommy K. Hill, Chief Executive Officer

Date: September 12, 2002

Exhibit 99.2

EASTON, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Easton, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Milton Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /S/ MILTON MILLER

Milton Miller, Chief Financial Officer

Date: September 12, 2002